Form 10-Q
period 2026-06-30
HPS Net Lease Income REIT
filed 2026-07-31
CIK 2107762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission
File Number 000-56823

HPS Net Lease Income REIT
(Exact name of registrant as specified in its Charter)

Maryland	41-6768756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8027 Forsyth Boulevard St. Louis, MO	63105
(Address of principal executive offices)	(Zip Code)
(314)
828-4200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of
the Act). Yes ☐ No ☒
As of July 30, 2026, the registrant had 50 Class E common shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about HPS Net Lease Income REIT (together, with its consolidated subsidiaries, the “Company”, “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our future operating results;

•	our business prospects and the prospects of the assets in which we may invest;

•	the future performance of our investments and the impact of the future investments that we expect to make;

•	our ability to raise sufficient capital to execute our investment strategy;

•	our ability to source adequate investment opportunities to efficiently deploy capital;

•

the ability of ElmTree Funds, LLC (the “Advisor” or “ElmTree”), an indirect subsidiary of BlackRock, Inc. (“BlackRock”), to be integrated effectively into BlackRock and into Private Financing Solutions (“PFS”), the platform created by BlackRock in connection with its July 1, 2025 acquisition of HPS Investment Partners, LLC, a part of BlackRock and an affiliate of ElmTree (the “Administrator” or “HPS”), which combines the private credit, leveraged finance and general partner/limited partner solutions businesses of BlackRock and HPS;

•	our expected financing arrangements;

•

the effect of global and national economic and market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, and changes in government rules, regulations and fiscal policies;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our investments;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the Advisor or any of its affiliates, including BlackRock and HPS;

•	the dependence of our future success on the general economy and its effect on the assets in which we may invest;

•	our use of financial leverage;

•	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to structure investments in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and

•	the tax status of the assets in which we may invest.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HPS Net Lease Income REIT
Consolidated Balance Sheet (Unaudited)

June 30, 2026
Assets
Cash and cash equivalents	$1,000

Total Assets	$1,000

Liabilities and Equity
Total Liabilities	$—
Commitments and Contingencies (Note 6)
Equity
Common shares (par value $0.01 per share, unlimited number of shares authorized, 50 shares issued and outstanding)	1
Additional paid-in capital	999

Total Equity	1,000

Total Liabilities and Equity	$1,000

The accompanying notes are an integral part of the consolidated financial statement.

HPS Net Lease Income REIT
Notes to Consolidated Financial Statement (Unaudited)
Note 1. Business and Organization
HPS Net Lease Income REIT (the “Company”) is a Maryland statutory trust formed on December 23, 2025 and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2026. The Company is structured as a non-listed,
perpetual-life private REIT, and therefore its securities are not listed on a national securities exchange.
The Company’s investment objectives are to generate attractive, risk-adjusted returns in the form of current income and long-term capital appreciation across economic cycles. The Company seeks to achieve its investment objectives by building a diversified portfolio of stabilized, income producing industrial properties with long term net leases primarily throughout the United States. The Company intends to predominantly focus on acquiring and actively managing build-to-suit
industrial properties that are leased to single tenants, the majority of which are expected to directly have, or have corporate parent entities that have, investment grade corporate credit ratings from Moody’s Ratings, S&P Global Ratings or Fitch Ratings. The term
“build-to-suit”
refers to properties whose location, design, physical fit out and/or management are customized to the specific needs of the tenant, often with capital investment funded by the tenant. The Company primarily focuses on early stage investment in build-to-suit
properties, either through investing in the development stage of a property or the purchase of newly constructed properties. However, it may also acquire existing stabilized, build-to-suit
industrial properties that it believes offer attractive long-term leases, renewal options or re-lease dynamics. To a lesser extent, the Company may invest in sale-leaseback transactions with creditworthy entities and real estate-related investments, including commercial mortgage loans and mezzanine loans. The Company also plans to invest a smaller portion of its assets in money market instruments, U.S. government or government agency securities, and other more liquid credit investments such as broadly syndicated loans, bonds, and residential and commercial mortgage-backed securities. The Company intends to use these investments to maintain liquidity for its share repurchase plan and manage cash before investing subscription proceeds into industrial properties, while also seeking attractive risk-adjusted investment returns.
The Company will be externally managed by ElmTree Funds, LLC (“ElmTree”, or the “Advisor”), a registered investment adviser with the Securities and Exchange Commission (the “SEC”) and an indirect subsidiary of BlackRock, Inc. (NYSE: BLK) (“BlackRock”). The Company plans to own all or substantially all of its assets through HNET Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership and a consolidated subsidiary of the Company. The Company is the sole general partner of the Operating Partnership, and HNET SLP, L.P. (the “Special Limited Partner”), an affiliate of the Advisor, owns a special limited partner interest in the Operating Partnership.
The Company intends to commence its private offering during the second half of 2026 and engage in a continuous, unlimited private offering of its common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”)) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. As of June 30, 2026, there have been no purchases under the private offering.
As of June 30, 2026, the Company had neither purchased nor contracted to purchase any investments. The Advisor had not identified any net lease investments or commercial real estate-related debt assets in which it is probable that the Company will invest.
Note 2. Summary of Significant Accounting Policies
The Company believes the following significant accounting policies, among others, affect its significant estimates and assumptions used in the preparation of the consolidated financial statement. Separate statements of operations, changes in equity, and cash flows have not been presented because the Company has not commenced operations.
Basis of Presentation
The interim consolidated financial statement has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Rule
10-01
of Regulation
S-X.
All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments considered necessary for the fair statement of the consolidated financial statement for the interim period presented have been included.

HPS Net Lease Income REIT
Notes to Consolidated Financial Statement (Unaudited) (continued)

Use of Estimates
The preparation of the consolidated financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statement. Actual results could differ from those estimates and such differences could be material.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit. There were no cash equivalents as of June 30, 2026.
Organization and Offering Costs
The Advisor has agreed to advance organization and offering costs, including legal, accounting and other expenses incurred in connection with the Company’s organization and continuous offering of its common shares, on the Company’s behalf through the first anniversary of the initial closing of its offering that includes investors other than ElmTree, HPS, BlackRock and/or their respective affiliates (the “Initial Retail Closing”).
As of June 30, 2026, the Advisor has incurred organization and offering costs of $2.5 million on behalf of the Company. As of June 30, 2026, the reimbursement of Advisor-incurred organization and offering costs did not presently represent a liability of the Company since the obligation to reimburse the Advisor was conditional upon the Company commencing operations. Commencement of operations is expected to occur upon the Initial Retail Closing. When recorded by the Company, organization costs will be expensed as incurred and offering costs will be charged to equity. Any amount due to the Advisor but not paid will be recognized as a liability on the Consolidated Balance Sheet.
Operating Expenses
The Advisor has agreed to advance certain operating expenses, excluding certain investment-related expenses and financing expenses, on the Company’s behalf through the first anniversary of the Initial Retail Closing.
As of June 30, 2026, the Advisor has incurred operating expenses of $0.2 million on behalf of the Company. As of June 30, 2026, the reimbursement of Advisor-incurred operating expenses did not presently represent a liability of the Company since the obligation to reimburse the Advisor was conditional upon the Company commencing operations. Commencement of operations is expected to occur upon the Initial Retail Closing. When recorded by the Company, operating expenses will be expensed as incurred. Any amount due to the Advisor but not paid will be recognized as a liability on the Consolidated Balance Sheet.
Segment Information
As of June 30, 2026, the Company had not commenced operations. The Company intends to operate in a single operating and reporting segment and seeks to achieve its investment objectives by building a diversified portfolio of stabilized, income producing industrial properties with long term net leases primarily throughout the United States. The Chief Operating Decision Maker (“CODM”) will comprise of the Company’s chief executive officer and chief financial officer.
Income Taxes
The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2026. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes 90% of its taxable income to its shareholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. The Company has not yet filed its initial tax return.

HPS Net Lease Income REIT
Notes to Consolidated Financial Statement (Unaudited) (continued)

Note 3. Equity
As of June 30, 2026, the Company was authorized to issue an unlimited number of common shares, par value $0.01 per share. On July 21, 2026, the Company amended and restated its declaration of trust, (as amended, restated and/or supplemented from time to time, the “Declaration of Trust”), which authorizes an unlimited number of common shares of beneficial interest, par value $0.01 per share, including common shares classified as Class S, Class D, Class I,
Class F-S,
Class F-I,
Class A-S,
Class A-I
and Class E, and an unlimited number of preferred shares, par value $0.01 per share. The Company intends to undertake a continuous, blind pool private offering in reliance on Rule 506(b) of Regulation D promulgated under the Securities Act and/or Regulation S under the Securities Act. The purchase price per share for each class of common shares is generally equal to the net asset value (“NAV”) per share of the applicable share class as of the last calendar day of the prior month, and is not based on any public trading market.
On January 29, 2026 (date of initial capitalization), the Company was capitalized through the purchase by HPS Investment Partners, LLC (the “Administrator” or “HPS”), a part of BlackRock and an affiliate of the Advisor, of 50 common shares for an aggregate purchase price of $1,000.
Distribution Reinvestment Plan
On July 21, 2026, the Company adopted a distribution reinvestment plan, whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash. Any cash distributions attributable to common shares of the Company owned by participants in the distribution reinvestment plan will be immediately reinvested in additional common shares of the same class on behalf of the participants on the business day such distribution would have been paid to such shareholder. The per share purchase price for common shares purchased under the distribution reinvestment plan will be equal to the transaction price for such common shares at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share.
Share Repurchase Plan
On July 21, 2026, the Company adopted a share repurchase plan, whereby, commencing with first full calendar quarter following the Initial Retail Closing, the Company, in its discretion, may repurchase, in each quarter, up to 5% of the Company’s aggregate NAV as of the end of the prior quarter. To the extent the Company chooses to repurchase common shares in any particular calendar quarter, it will only repurchase common shares following the close of business as of the last calendar day of the quarter. The Board of Trustees (the “Board”) may make exceptions to, modify or suspend the share repurchase plan if, in its discretion, it deems such action to be in the best interest of the Company. The Board cannot terminate the share repurchase plan absent a liquidity event that results in the Company’s shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the Company does not repurchase the full amount of all common shares requested to be repurchased in any given calendar quarter, funds will be allocated pro rata based on the total number of common shares being repurchased and without regard to class. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the share repurchase plan, as applicable.
The Company expects to repurchase shares at a transaction price generally equal to prior month’s NAV per share, except that Class S shares, Class D shares, Class I shares and Class E shares that have not been outstanding for at least one year, and
Class F-I
shares,
Class F-S
shares,
Class A-S
shares and
Class A-I
shares that have not been outstanding for at least two years, will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The one-year
or
two-year
holding period, as applicable, is measured from the first calendar day of the month in which the shares were issued to the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may only be waived, at the Company’s sole discretion, in the case of repurchase requests arising from the death or qualified disability of the holder and in other limited circumstances.
The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

HPS Net Lease Income REIT
Notes to Consolidated Financial Statement (Unaudited) (continued)

Note 4. Related Party Transactions
Advisory Agreement
On July 21, 2026, the Company entered into an advisory agreement (the “Advisory Agreement”) with the Advisor and the Operating Partnership. Pursuant to the Advisory Agreement, the Advisor is responsible for, among other things, sourcing, evaluating and monitoring investment opportunities and executing the acquisition, management, financing and disposition and overseeing the development of the Company’s assets, in accordance with the Company’s investment guidelines and subject to oversight by its Board.
Management Fee
As compensation for its services provided pursuant to the Advisory Agreement, the Company will pay the Advisor a management fee, in an amount equal to (i) 1.25% of the NAV for Class S shares, Class D shares, and Class I shares, plus (ii) 0.75% of NAV for
Class F-S
shares and
Class F-I
shares, plus (iii) 0.50% of NAV for
Class A-S
and
Class A-I
shares, in each case, per annum. In addition, to the extent that the Operating Partnership issues limited partnership units in the Operating Partnership (“Operating Partnership Units”) to parties other than the Company, the Operating Partnership will pay the Advisor a management fee, in an amount equal to (i) 1.25% of NAV for Class S Operating Partnership Units, Class D Operating Partnership Units, and Class I Operating Partnership Units, plus (ii) 0.75% of NAV for
Class F-S
Operating Partnership Units and
Class F-I
Operating Partnership Units, plus (iii) 0.50% of NAV for
Class A-S
Operating Partnership Units and
Class A-I
Operating Partnership Units, in each case, per annum. The Advisor will not earn a management fee with respect to Class E shares or Class E Operating Partnership Units.
The management fee will be accrued monthly based on the NAV of the applicable class of common shares and/or Operating Partnership Units as of the first calendar day of each month. The management fee will be payable monthly in arrears, and may be paid, at the election of the Advisor, in either (i) cash or (ii) Class E shares or Class E Operating Partnership Units with an aggregate value equivalent to the cash fee otherwise payable (based upon the then-current NAV per share or per Operating Partnership Unit, as applicable). The Advisor reserves the right to waive or defer the management fee in whole or in part in its sole discretion from time to time.
Performance Participation Allocation
So long as the Advisory Agreement has not been terminated (including by means of non-renewal),
the Special Limited Partner will hold a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership, in an amount equal to (i) 12.5% of the Total Return (as defined in the Amended and Restated Limited Partnership Agreement of the Operating Partnership dated July 23, 2026 (the “Amended and Restated Limited Partnership Agreement”)) of the Class S Operating Partnership Units, Class D Operating Partnership Units and Class I Operating Partnership Units, plus (ii) 10.0% of the Total Return of the
Class F-S
Operating Partnership Units and
Class F-I
Operating Partnership Units, plus (iii) 5.0% of the Total Return with respect to
Class A-S
Operating Partnership Units and
Class A-I
Operating Partnership Units, in each case, subject to a 5.0% Hurdle Amount and a High Water Mark, with a
Catch-Up
(each, as defined in the Amended and Restated Limited Partnership Agreement of the Operating Partnership). The Special Limited Partner will not be allocated a performance participation with respect to the Class E Operating Partnership Units.
The performance participation allocation will be accrued monthly and payable annually in arrears, and may be paid, at the election of the Special Limited Partner, in (i) cash or (ii) Class E Operating Partnership Units, or any combination thereof. The Special Limited Partner will not be obligated to return any portion of the performance participation paid based on the Company’s subsequent performance.
Dealer Manager Agreement
On July 23, 2026, the Company entered into a dealer manager agreement (the “Dealer Manager Agreement”) with HPS Securities, LLC (the “Dealer Manager”), a part of BlackRock and an affiliate of Advisor, and the Company (or the Dealer Manager on the Company’s behalf) intends to enter into selected intermediary agreements and participating adviser agreements with certain broker-dealers and registered investment advisers, as applicable. Under the Dealer Manager Agreement and the selected intermediary agreements and participating adviser agreements, the Dealer Manager will serve as the dealer manager, for the Company’s offering of Class S shares, Class D shares, Class I shares,
Class F-S
shares,
Class F-I
shares,
Class A-S
shares,
Class A-I
shares and Class E shares.

HPS Net Lease Income REIT
Notes to Consolidated Financial Statement (Unaudited) (continued)

The Company will pay the Dealer Manager class-specific shareholder servicing fees for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, up to per annum rates as follows:

Shareholder Servicing Fee as a % of NAV
Class I, Class F-I, Class A-I and Class E Common Shares	—%
Class D Common Shares	0.25%
Class S, Class F-S and Class A-S Common Shares	0.85%
The Dealer Manager anticipates that all or a portion of shareholder servicing fee will be reallowed to participating broker-dealers that the Dealer Manager engages to offer and sell the shares. The Company’s obligations under the Dealer Manager Agreement to pay the shareholder servicing fees with respect to the common shares distributed will survive the termination of the agreement until such shares are no longer outstanding.
Administration Agreement
On July 23, 2026, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator will perform, or oversee the performance of, administrative services necessary for the Company’s continued operation, including but not be limited to, vendor management; overseeing the valuation of investments and the calculation of NAV; maintaining financial records; preparing shareholders, financial and regulatory reporting; ensuring compliance with REIT related and other regulations.
The Company will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement, which will include the actual cost of goods and services used by the Company and obtained, whether payable to an affiliate or a non-affiliated
person, including but not limited to fees paid to administrators, custodians, transfer agents, consultants, attorneys, technology providers and other services providers. The amount of the reimbursement payable to the Administrator will be the lesser of (i) the Administrator’s actual costs incurred in providing such services and (ii) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location.
Advanced Organization and Offering Costs and Certain Operating Expenses
The Advisor has agreed to advance organization and offering costs and certain operating expenses on the Company’s behalf through the first anniversary of the Initial Retail Closing. The Company will reimburse the Advisor for all such advanced organization and offering costs and operating expenses ratably in 60 equal monthly installments following the first anniversary of the Initial Retail Closing. Such reimbursement may be paid, at the Advisor’s election, in cash or Class E shares, or any combination thereof. If the Advisor elects to receive any portion of such reimbursement in common shares, the Company may repurchase such shares from the Advisor at a later date.
As of June 30, 2026, the Advisor incurred organization and offering costs of $2.5 million and operating expenses of $0.2 million on behalf of the Company. As of June 30, 2026, the Company had not reimbursed the Advisor for such expenses.
Other Services
Subject to the approval by a majority of the Board, including a majority of the Independent Trustees, in accordance with the Declaration of Trust, the Company expects that, in the majority of cases, the Advisor or one of its affiliates will provide the property management services for the Company’s properties and will receive property management fees and other compensation for such services. To a lesser extent, the Advisor may engage third-party property managers.

HPS Net Lease Income REIT
Notes to Consolidated Financial Statement (Unaudited) (continued)

The Advisor, or one or more affiliates of the Advisor, may provide development and/or real estate construction services for certain properties, or consultant services related to foregoing, and receive fees and other compensation for such services, subject to approval by a majority of the Board, including a majority of the Independent Trustees.
In addition, subject to approval by a majority of the Board, including a majority of the Independent Trustees, the Company may retain the Advisor or certain affiliates of the Advisor, from time to time, to provide services relating to its investments or operations, including but not be limited to, in-house
transactional legal and tax services, transaction support services, transaction consulting services, accounting services, audit services, tax services, valuation services, finance/budget services, information technology services, human resources, judicial processes, environmental, social and governance services, operational services, risk management services, corporate secretarial services, treasury services, trusteeship services, vendor management, data management services, compliance services, hedging and currency management, fund finance, investor relations services, account management services, share transfer services, asset management and operations, loan management services, property management services, construction management services, leases services, property, title, and/or other types of insurance and related services, and other similar operational matters.
As of June 30, 2026, the Company had not retained an affiliate of the Advisor for any such services.
Note 5. Economic Dependency
The Company is dependent on the Advisor and its affiliates for certain services that are essential to it, including the sale of the Company’s common shares, origination, acquisition and disposition decisions, and certain other responsibilities. In the event that the Advisor and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.
Note 6. Commitments and Contingencies
As of June 30, 2026, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.
Note 7. Subsequent Events
The Company evaluated subsequent events through the filing of this Quarterly Report on Form
10-Q,
and no events have occurred that require consideration as adjustments to, or disclosures in, the consolidated financial statement, except as noted below.
Amended and Restated Declaration of Trust and Bylaws
Effective on July 21, 2026, in connection with the commencement of its private offering, the Company executed the Declaration of Trust, which amended and restated the Company’s declaration of trust, dated December 23, 2025, and the Company adopted its bylaws.
On July 21, 2026, 50 common shares held by HPS were converted into 50 Class E common shares.
Election of Trustees
On July 21, 2026, Faith Rosenfeld, as the sole Trustee of the Company, increased the size of the Board to six members and elected each of Robert F. Cummings, Jr., Lisa Hess, James G. Koman, David Lehman, and Robert Van Dore to the Board to fill the vacancies created by such increase, effective July 21, 2026, after which Ms. Rosenfeld resigned as Trustee of the Company and the Board reduced its size to five members. The Board also appointed Ms. Hess and Messrs. Cummings and Van Dore to the audit committee of the Board (the “Audit Committee”) and appointed Mr. Koman as the chairperson of the Board and Mr.Van Dore as the chairperson of the Audit Committee.

HPS Net Lease Income REIT
Notes to Consolidated Financial Statement (Unaudited) (continued)

Distribution Reinvestment Plan and Share Repurchase Plan
On July 21, 2026, the Company adopted a distribution reinvestment plan and a share repurchase plan. See
“Note 3. Equity”
for additional information.
Related Party Arrangements
On July 21, 2026, the Company entered into an Advisory Agreement with the Advisor. On July 23, 2026, the Company entered into a Dealer Manager Agreement and an Administration Agreement with the Dealer Manager and the Administrator, respectively. See
“Note 4. Related Party Transactions”
for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to the “Company,” “we,” “us,” or “our” refer to HPS Net Lease Income REIT and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statements” and under “Item 1A. “Risk Factors” in our Registration Statement on Form 10 (File No. 000-56823), as amended (the “Registration Statement”). Actual results may differ materially from those contained in any forward-looking statements.

Overview

We are a Maryland statutory trust formed on December 23, 2025. Our objective is to build a diversified portfolio of stabilized, income producing industrial properties with long term net leases primarily throughout the United States that will generate attractive, risk-adjusted returns in the form of current income and long-term capital appreciation across economic cycles. We intend to predominantly focus on acquiring and actively managing build-to-suit industrial properties that are leased to single tenants, the majority of which are expected to directly have, or have corporate parent entities that have, investment grade corporate credit ratings from Moody’s, S&P or Fitch.1 We plan to primarily focus on early stage investment in build-to-suit properties, either through new development or the purchase of newly constructed properties. However, we may also acquire existing stabilized, build-to-suit industrial properties that we believe offer attractive long-term lease, or re-lease dynamics. To a lesser extent, we may also invest in sale-leaseback transactions with creditworthy entities.

We are a perpetual-life real estate investment trust (“REIT”) externally managed by ElmTree Funds, LLC (“ElmTree” or the “Advisor”), a registered investment adviser with the Securities and Exchange Commission (the “SEC”) and an indirect subsidiary of BlackRock, Inc. (NYSE: BLK) (“BlackRock”). Our investment objectives are to generate attractive, risk-adjusted returns in the form of current income and long-term capital appreciation across economic cycles. We cannot assure you that we will achieve our investment objectives. See “Item 1A. Risk Factors” in the Registration Statement.

We intend to elect and qualify to be taxed as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2026.

Our Board of Trustees (the “Board”) will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to the advisory agreement to be entered into between us and the Advisor (the “Advisory Agreement”), however, we intend to delegate to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the development, acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by the Board.

We intend to commence our continuous private offering (“Private Offering”) during the second half of 2026 and engage in a continuous, unlimited private offering of our common shares to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”)) made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws.

As of June 30, 2026, there have been no purchases under our Private Offering.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Quarterly Report.

[1]

If ratings are not publicly available from Moody’s, S&P or Fitch, the Advisor will determine an internal credit rating using its own proprietary methodology, which the Advisor believes is similar to the methodology employed by Moody’s.

Investment Portfolio

As of June 30, 2026, we had neither purchased nor contracted to purchase any investments. The Advisor had not identified any net lease investments or commercial real estate-related debt assets in which it is probable that we will invest.

Key Components of Our Results from Operations

As of June 30, 2026, we have not engaged in principal operations nor generated any revenues. Our entire activity since inception to June 30, 2026, was our initial capitalization and preparation for our proposed fundraising through our Private Offering. We were capitalized through the purchase by HPS Investment Partners, LLC (“HPS” or the “Administrator”) of 50 common shares for an aggregate purchase price of $1,000 on January 29, 2026.

Revenues

As of June 30, 2026, we have neither acquired nor entered into any arrangements to acquire any investments. The number and type of investments that we acquire will depend upon market conditions, the amount of proceeds we raise in our Private Offering, the amount of other financing available to us and other circumstances existing at the time we are acquiring such assets.

Management Fee

We will pay a management fee pursuant to the Advisory Agreement. For the three and six months ended June 30, 2026 and the period from inception through June 30, 2026, we did not incur a management fee expense as operations have not commenced.

Performance Participation Allocation

HNET SLP, L.P. (the “Special Limited Partner”), or an affiliate thereof, is entitled to receive a performance participation allocation. For the three and six months ended June 30, 2026 and the period from inception through June 30, 2026, we did not incur a performance participation allocation expense as operations have not commenced.

Shareholder Servicing Fee

For the three and six months ended June 30, 2026 and the period from inception through June 30, 2026, we did not incur shareholder servicing fees as we have not commenced the sale of our common shares.

Organization and Offering Costs

As of June 30, 2026, the Advisor incurred organization and offering costs of $2.5 million on behalf of us. As of June 30, 2026, we had not reimbursed the Advisor for such expenses.

Operating Expenses

As of June 30, 2026, the Advisor incurred operating expenses of $0.2 million on behalf of us. As of June 30, 2026, we had not reimbursed the Advisor for such expenses.

Liquidity and Capital Resources

As of June 30, 2026, we have not engaged in principal operations nor generated any revenues. We expect the initial closing of our offering that includes investors other than ElmTree, HPS, BlackRock and/or their respective affiliates (the “Initial Retail Closing”) to occur during the second half of 2026. We expect to generate sufficient liquidity from (i) the net proceeds of our Private Offering, (ii) cash flows from operations, and (iii) any financing arrangements we may enter into in the future.

Following the Initial Retail Closing, we will use cash for (i) new acquisitions of stabilized, income producing industrial properties with long term net leases primarily throughout the United States and, to a lesser extent, in real estate-related investments, (ii) cost of operations (including the management fee and performance participation), (iii) debt service, (iv) repurchases pursuant to our share repurchase plan, and (v) monthly distributions to our common shareholders, to the extent declared by the Board.

Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting estimates.

Investments in Real Estate

At acquisition, we determine whether an investment will qualify as an asset acquisition or business combination pursuant to Accounting Standards Codification Topic 805, “Business Combinations.”

We expect the majority of our investments to be asset acquisitions, rather than business combinations. Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets and assumed liabilities (including land, buildings, tenant improvements, above- and below-market leases, acquired in-place leases, and other identified intangible assets and assumed liabilities) and we allocate the purchase price to them, on a relative fair value basis. The most significant portion of the allocation is generally to building and land and requires the use of market-based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on several factors including the historical operating results, known and anticipated trends, and market and economic conditions.

Impairment of Investments in Real Estate

We review real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary components of our market risk are related to interest rates, credit, market value, liquidity, and foreign currency exchange rates. While we do not seek to avoid risk completely, we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We may finance our real estate investments through fixed and floating rate debt; the value of our positions and/or our net cashflow may increase or decrease depending on interest rate movements.

A rise in the general level of interest rates can be expected to lead to higher debt service payment requirements and may adversely impact the value of our real estate investments. We are exposed to interest rate risk with respect to our variable-rate mortgage indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We seek to manage our exposure to interest rate risk by utilizing long duration fixed rate debt and interest rate swaps to fix our variable rate debt.

Credit Risk

We may be exposed to counterparty credit risk under the terms of derivative contracts. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We may seek to mitigate the credit risk associated with derivative instruments by entering into transactions with high-quality counterparties.

In addition, we are exposed to credit risk in our investments with respect to a tenant’s ability to make required rent payments to us. We seek to mitigate this risk by leasing the majority of our properties to single tenants that are expected to directly have, or have corporate parent entities that have, investment grade corporate credit ratings from Moody’s, S&P or Fitch.2 However, the fact that some portion of our tenants could be non-investment grade could cause investors or lenders to view those portions of our cash flows as less stable, which could increase our cost of capital and/or limit our financing options. We intend to manage this risk by limiting our exposure to non-investment grade tenants and by employing a credit-first approach to understanding the financial wherewithal of such tenants prior to entering into a lease and by actively monitoring the macro- and micro-economic and industry trends that impact our tenants as well as their financial statements when available.

Market Value Risks

Commercial property values are subject to volatility and may be adversely affected by a number of factors, including: national, regional and local economic conditions; local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes and/or tax and legal considerations. Changes in commercial property values are difficult to predict with accuracy. We model a range of valuation scenarios and the resulting impacts to our investments.

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we intend to invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell our investments or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented. Also, in such conditions, there is no guarantee that our borrowing arrangements or other arrangements for obtaining leverage will continue to be available or, if available, will be available on terms and conditions acceptable to us. In addition, a decline in market value of our assets may have particular adverse consequences in instances where we borrowed money based on the fair value of our assets. A decrease in the market value of our assets may result in the lender requiring it to post additional collateral or otherwise sell assets at a time when it may not be in our best interest to do so.

Foreign Currency Risk

Our loans and investments that are denominated in a foreign currency are also subject to risks related to fluctuations in exchange rates. We generally expect to mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we expect to substantially reduce our exposure to changes in portfolio value related to changes in foreign exchange rates.

[2]

If ratings are not publicly available from Moody’s, S&P or Fitch, the Advisor will determine an internal credit rating using its own proprietary methodology, which the Advisor believes is similar to the methodology employed by Moody’s.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be a party to certain legal and regulatory proceedings in the ordinary course of business. As of June 30, 2026, we were not subject to any material legal proceedings, and, to our knowledge, no material legal proceeding were threatened against us.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company’s business, results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in the Registration Statement. There have been no material changes to the risk factors previously disclosed in the Registration Statement.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Declaration of Trust of the Company, dated as of July 21, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 27, 2026).

3.2	Bylaws of the Company, effective as of July 21, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 27, 2026).

4.1	Distribution Reinvestment Plan of the Company, effective as of July 21, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 27, 2026).

4.2	Share Repurchase Plan of the Company, effective as of July 21, 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 27, 2026).

10.1	Advisory Agreement, dated July 21, 2026, by and among the Company, the Operating Partnership and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 27, 2026).

10.2	Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated July 23, 2026, by and among the Company, as general partner, and the Special Limited Partner, and the other limited partners thereto from time to time (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 27, 2026).

10.3	Dealer Manager Agreement, dated July 23, 2026, by and between the Company and the Dealer Manager (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 27, 2026).

10.4	Form of Selected Intermediary Agreement between the Dealer Manager and participating broker-dealers (included as Exhibit A to the Dealer Manager Agreement filed as Exhibit 10.3 hereof).

10.5	Form of Participating Adviser Agreement between the Dealer Manager and participating registered investment advisers (included as Exhibit B to the Dealer Manager Agreement filed as Exhibit 10.3 hereof).

10.6	Administration Agreement, dated July 23, 2026, by and between the Company and HPS Investment Partners, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 27, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HPS NET LEASE INCOME REIT

Date: July 31, 2026	By:	/s/ James G. Koman
Name: James G. Koman
Title: Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2026	By:	/s/ Robert Busch
Name: Robert Busch
Title: Chief Financial Officer (Principal Financial and Accounting Officer)